Form 10-K
DBUBS 2011-LC3 Mortgage Trust
filed 2012-03-30
CIK 1527531

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2011

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-172143-01

      DBUBS 2011-LC3 Mortgage Trust
      (exact name of issuing entity as specified in its charter)

      Deutsche Mortgage & Asset Receiving Corporation
      (exact name of the depositor as specified in its charter)

      German American Capital Corporation
      UBS Real Estate Securities Inc.
      Ladder Capital Finance LLC
      Starwood Property Mortgage Sub-2-A, L.L.C.
      Starwood Property Mortgage Sub-3, L.L.C.
      Starwood Property Mortgage Sub-4, L.L.C.
      (exact name of the sponsor as specified in its charter)



  New York                                38-3847613
  (State or other jurisdiction of         38-3847614
  incorporation or organization)          38-3847615
                                          38-6988397
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not Applicable

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               Not Applicable.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not Applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Three Allen Center loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Net Operating Income for the 2011 Fiscal Year End is $17,032,842.00.

The Times Square Hotel Portfolio loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Net Operating Income for the 2011 Fiscal Year End is $18,482,074.00.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated August 26, 2011.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The following Material Instance of Non-Compliance has been disclosed by Wells Fargo Bank, National Association (the "Company"), in its capacity as Certificate Administrator:

Material Instances of Noncompliance by the Company

Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2011 and for the Period, disclosed that material noncompliance occurred with servicing criteria 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as fol1ows:

* With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

* With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Management's Discussion on Material Instances of Noncompliance by the Company

Disclosure: During the Period, (i) certain amounts allocated and remitted to investors were not calculated in accordance with the terms specified in the transaction agreements, and (ii) certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements with respect to waterfall calculations and/or reporting disclosures. As part of its assessment of compliance with the Applicable Servicing Criteria, Management identified that in certain instances the material noncompliance reported in Schedule A hereto was attributable to errors in the models impacting payments to investors and reporting disclosures, including those for a subset of RMBS transactions in the Platform that contain multi-group features, herein referred to as "Subject Transactions". As Management has determined the modeling errors for Subject Transactions to be the most significant issue resulting in material instances of noncompliance, Management's analysis of this issue's impact on the Platform for the Period is described below in the "Scope".

Scope: Management reviewed all of the distributions to investors during the Period for the Subject Transactions and all of the models used to prepare reports to investors for the Subject Transactions and determined that (i) the total dollar amount of payment errors in excess of $5,000 for any particular distribution during the Period when aggregating the payment errors for each affected CUSIP, herein referred to as "Disclosed Errors", for the Subject Transactions represented approximately one one-thousandth of one percent (.001%) of the total dollar amount allocated and remitted to investors in all transactions across the Platform during the Period, (ii) the tranches with payment errors above $200 for the Subject Transactions with Disclosed Errors comprised less than one-tenth of one percent (0.1%) of the number of tranches in the Platform as of December 31, 2011, (iii) there were 17 Subject Transactions with Disclosed Errors comprising less than one percent (1%) of the total number of transactions in the Platform as of December 31, 2011, and (iv) 340 of the Subject Transactions, including those transactions with Disclosed Errors, required model revisions.

Remediation: For each of the instances of material noncompliance identified by Management, including Subject Transactions, adjustments have been made to the waterfall models, as applicable so that the models, in all material respects, are expected to prepare the investor reports in accordance with the terms specified in the transaction agreements. Revisions also have been made so that the investor reports associated with the instances of material noncompliance are expected to provide information that is, in all material respects, calculated in accordance with the terms specified in the transaction agreements.



The following Material Instance of Non-Compliance has been disclosed by Wells Fargo Bank, National Association (the "Company"), in its capacity as Master Servicer and Special Servicer:

Material Instances of Noncompliance by the Company

The Company's management has assessed the Company's compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB with respect to the Platform as of and for the year ended December 31, 2011. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB. Based on such assessment, the Company's management believes that as of and for the year ended December 31, 2011, the Company has complied in all material respects with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB with respect to the Platform, except for the following material noncompliance with servicing criterion 1122(d)(4)(i):

With respect to certain commercial mortgage loans, the Company failed to timely file continuation statements for certain Uniform Commercial Code ("UCC") financing statements as required by the transaction agreements, thereby causing such UCC financing statements to lapse.
As a result of the noncompliance described above, certain non-possessory security interests in certain types of personal property collateral for these loans became unperfected and, as a result, subject to a possible loss of priority.

Remediation
Promptly following the Company's discovery of such omissions as part of its normal internal compliance review process, the Company filed new UCC financing statements in all cases. In order to reduce the possibility of similar occurrences in the future, the Company has provided enhanced training to the responsible personnel, improved the quality of the relevant computer data feeds and generally tightened its procedures for the filing of continuation statements.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     (1) Not Applicable

     (2) Not Applicable

     (3)

  4.1 Pooling and Servicing Agreement, dated as of August 1, 2011, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer, Wells Fargo Bank, National Association, as Providence Place Mall Loan Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and TriMont Real Estate Advisors, Inc., as Operating Advisor. (Filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K/A filed on September 27, 2011 and incorporated by reference herein)

  31 Rule 13a-14(d)/15d-14(d) Certification.

  33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, N.A., as Primary Servicer
    33.2 CoreLogic Commercial Real Estate Services, Inc, as Servicing Function Participant
    33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled
    Special Servicer
    33.4 National Tax Search, LLC, as Servicing Function Participant
    33.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
    33.6 U.S. Bank National Association, as Trustee
    33.7 Wells Fargo Bank, N.A., as Master Servicer
    33.8 Wells Fargo Bank, N.A., as Special Servicer for the Providence Place Mall Loan
    33.9 Wells Fargo Bank, N.A., as Certificate Administrator
    33.10 Wells Fargo Bank, N.A., as Custodian



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, N.A., as Primary Servicer
    34.2 CoreLogic Commercial Real Estate Services, Inc, as Servicing Function Participant
    34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled
    Special Servicer
    34.4 National Tax Search, LLC, as Servicing Function Participant
    34.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
    34.6 U.S. Bank National Association, as Trustee
    34.7 Wells Fargo Bank, N.A., as Master Servicer
    34.8 Wells Fargo Bank, N.A., as Special Servicer for the Providence Place Mall Loan
    34.9 Wells Fargo Bank, N.A., as Certificate Administrator
    34.10 Wells Fargo Bank, N.A., as Custodian



   35 Servicer compliance statement.



    35.1 Bank of America, N.A., as Primary Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled
    Special Servicer
    35.3 Wells Fargo Bank, N.A., as Master Servicer
    35.4 Wells Fargo Bank, N.A., as Special Servicer for the Providence Place Mall Loan
    35.5 Wells Fargo Bank, N.A., as Certificate Administrator
    35.6 Wells Fargo Bank, N.A., as Custodian



   99.1 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (Filed as Exhibit 99.1 to the Registrants Current Report on
   Form 8-K/A filed on September 27, 2011 and incorporated by reference herein)

   99.2 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   99.3 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-2-A, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99. 3 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   99.4 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-3, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99.4 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   99.5 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-4, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99.5 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   99.6 Mortgage Loan Purchase Agreement Corporation, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving Corporation and UBS Real Estate Securities Inc. (Filed as Exhibit 99.6 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   99.7 Primary Servicing Agreement, dated as of August 1, 2011, among Wells Fargo Bank, National Association, as Master Servicer, and Bank of America, National Association, as Primary Servicer (Filed as Exhibit 99.7 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   (b) See (a) above

   (c) Not Applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 29, 2012



   /s/ Peter Ferdinandi
   Peter Ferdinandi, Vice President,
   Treasurer, Chief Financial Officer
   and Chief Accounting Officer


     Date:   March 29, 2012




  Exhibit Index

  Exhibit No.


   4.1 Pooling and Servicing Agreement, dated as of August 1, 2011, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer, Wells Fargo Bank, National Association, as Providence Place Mall Loan Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and TriMont Real Estate Advisors, Inc., as Operating Advisor. (Filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K/A filed on September 27, 2011 and incorporated by reference herein)


   31 Rule 13a-14(d)/15d-14(d) Certification.

   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, N.A., as Primary Servicer
    33.2 CoreLogic Commercial Real Estate Services, Inc, as Servicing Function Participant
    33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled
    Special Servicer
    33.4 National Tax Search, LLC, as Servicing Function Participant
    33.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
    33.6 U.S. Bank National Association, as Trustee
    33.7 Wells Fargo Bank, N.A., as Master Servicer
    33.8 Wells Fargo Bank, N.A., as Special Servicer for the Providence Place Mall Loan
    33.9 Wells Fargo Bank, N.A., as Certificate Administrator
    33.10 Wells Fargo Bank, N.A., as Custodian


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, N.A., as Primary Servicer
    34.2 CoreLogic Commercial Real Estate Services, Inc, as Servicing Function Participant
    34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled
    Special Servicer
    34.4 National Tax Search, LLC, as Servicing Function Participant
    34.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
    34.6 U.S. Bank National Association, as Trustee
    34.7 Wells Fargo Bank, N.A., as Master Servicer
    34.8 Wells Fargo Bank, N.A., as Special Servicer for the Providence Place Mall Loan
    34.9 Wells Fargo Bank, N.A., as Certificate Administrator
    34.10 Wells Fargo Bank, N.A., as Custodian


   35 Servicer compliance statement.



    35.1 Bank of America, N.A., as Primary Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled
    Special Servicer
    35.3 Wells Fargo Bank, N.A., as Master Servicer
    35.4 Wells Fargo Bank, N.A., as Special Servicer for the Providence Place Mall Loan
    35.5 Wells Fargo Bank, N.A., as Certificate Administrator
    35.6 Wells Fargo Bank, N.A., as Custodian



   99.1 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (Filed as Exhibit 99.1 to the Registrants Current Report on
   Form 8-K/A filed on September 27, 2011 and incorporated by reference herein)

   99.2 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   99.3 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-2-A, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99. 3 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   99.4 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-3, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99.4 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   99.5 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-4, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99.5 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   99.6 Mortgage Loan Purchase Agreement Corporation, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving Corporation and UBS Real Estate Securities Inc. (Filed as Exhibit 99.6 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   99.7 Primary Servicing Agreement, dated as of August 1, 2011, among Wells Fargo Bank, National Association, as Master Servicer, and Bank of America, National Association, as Primary Servicer (Filed as Exhibit 99.7 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)