Form 10-K/A
period 2011-12-31
DBUBS 2011-LC3 Mortgage Trust
filed 2012-08-14
CIK 1527531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

38-3847613
38-3847614
38-3847615
New York	38-6988397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD	21045
(Address of principal executive offices)	(Zip Code)

Telephone number, including area code: (410) 884-2000

Securities registered pursuant to Section 12(b) of the Act:

NONE.

Securities registered pursuant to Section 12(g) of the Act:

NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐           No ☒

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

Yes ☒                      No ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐           No ☒

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012, is to file (i) the final, executed Pooling and Servicing Agreement, dated as of August 1, 2011, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, TriMont Real Estate Advisors, Inc., as operating advisor, U.S. Bank National Association, as certificate administrator, and Wells Fargo Bank, National Association, as trustee, (ii) the final, executed Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation, pursuant to which German American Capital Corporation sold certain mortgage loans to the depositor, (iii) the final, executed Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP, pursuant to which Ladder Capital Finance LLC sold certain mortgage loans to the depositor, (iv) the final, executed Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-2-A, L.L.C. and Starwood Property Mortgage, L.L.C., pursuant to which Starwood Property Mortgage Sub-2-A, L.L.C. sold certain mortgage loans to the depositor, (v) the final, executed Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-3, L.L.C. and Starwood Property Mortgage, L.L.C., pursuant to which Starwood Property Mortgage Sub-3, L.L.C. sold certain mortgage loans to the depositor, (vi) the final, executed Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-4, L.L.C. and Starwood Property Mortgage, L.L.C., pursuant to which Starwood Property Mortgage Sub-4, L.L.C. sold certain mortgage loans to the depositor, (vii) the final, executed Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving Corporation and UBS Real Estate Securities Inc., pursuant to which UBS Real Estate Securities Inc. sold certain mortgage loans to the depositor, and (viii) the final, executed Primary Servicing Agreement, dated as of August 1, 2011, among Wells Fargo Bank, National Association, as master servicer, and Bank of America, National Association, as primary servicer, listed as Exhibits 4, 99.1, 99.2, 99.3, 99.4, 99.5, 99.6 and 99.7, respectively, of the Exhibit List under Item 15(a)(3) of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for DBUBS 2011-LC3 Mortgage Trust (the “Original Form 10-K”).

No other changes have been made to the Original Form 10-K other than the furnishing of the exhibits described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K.

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

The following Material Instance of Non-Compliance has been disclosed by Wells Fargo Bank, National Association (the "Company"), in its capacity as Certificate Administrator:

Material Instances of Noncompliance by the Company

Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2011 and for the Period, disclosed that material noncompliance occurred with servicing criteria 1122(d)(3)(i)(B)and 1122(d)(3)(ii), as follows:

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
(Depositor)

/s/ Helaine M. Kaplan
Helaine M. Kaplan, President
(senior officer in charge of securitization of the depositor)

 Date:           August 13, 2012

/s/ Andrew Mullin
Andrew Mullin, Vice President, Treasurer,
Chief Financial Officer and Chief Accounting Officer

Date:           August 13, 2012

EXHIBIT INDEX

Exhibit No.	Description

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