Form 10-K
DBUBS 2011-LC3 Mortgage Trust
filed 2013-03-29
CIK 1527531

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2012

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

               None.


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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Three Allen Center Loan (ID #1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on August 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB the most recent unaudited Net Operating Income for the 2012 Fiscal Year End is $18,711,838.00.

The Times Square Hotel Portfolio Loan (ID #2 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on August 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB the most recent unaudited Net Operating Income for the 2012 Fiscal Year End is 21,920,505.00.



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



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc. ("UBSRES"), the Sponsor and a mortgage loan seller:

In February 2012, Assured Guaranty filed suit against UBSRES in New York State Court asserting claims for breach of contract and declaratory relief based on UBSRES' alleged failure to repurchase allegedly defective mortgage loans with an original principal balance of at least $997 million that serve as collateral for residential mortgage-backed securities sponsored by the company and insured in part by Assured Guaranty. Assured Guaranty also claims that UBSRES breached representations and warranties concerning the mortgage loans and breached certain obligations under commitment letters. Assured Guaranty seeks unspecified damages that include payments on current and future claims made under Assured Guaranty insurance policies totaling approximately $308 million at the time of the filing of the complaint, as well as compensatory and consequential losses, fees, expenses and pre-judgment interest. The case was removed to federal court, and in August 2012, the Court granted UBSRES' motion to dismiss Assured Guaranty's claims for breach of UBSRES' contractual repurchase obligations, holding that only the trustee for the securitization trust has the contractual right to enforce those obligations. The Court also granted UBSRES' motion to dismiss Assured Guaranty's claims for declaratory relief. The Court denied UBSRES' motion to dismiss Assured Guaranty's claims for breach of representation and warranty and breach of the commitment letters. The case is now in discovery. In October 2012, following the Court's holding that only the trustee may assert claims seeking to enforce UBSRES' repurchase obligations, the residential mortgage-backed securities trusts at issue in the Assured Guaranty litigation filed a related action in the Southern District of New York seeking to enforce UBSRES' obligation to repurchase loans with an original principal balance of approximately $2 billion for which Assured Guaranty had previously demanded repurchase. UBS's motion to dismiss the suit filed by the trusts is pending. With respect to the portion of the loans subject to this suit that were originated by institutions still in existence, UBS will seek to enforce its indemnity rights against those institutions.

In April 2012, the Federal Housing Finance Agency, as conservator for Freddie Mac, filed a notice and summons in New York Supreme Court initiating suit against UBSRES for breach of contract and declaratory relief arising from alleged breaches of representations and warranties in connection with certain mortgage loans and UBSRES' alleged failure to repurchase such mortgage loans. The complaint for this suit was filed in September 2012 and seeks, among other relief, specific performance of UBSRES' alleged loan repurchase obligations for at least $94 million in original principal balance of loans for which Freddie Mac had previously demanded repurchase; no damages are specified. UBS's motion to dismiss the suit is pending.

UBSRES, or its predecessor, Paine Webber Real Estate Securities, Inc., have been named as defendants, along with numerous other entities, in five purported class action lawsuits pending in Missouri. Plaintiffs in each case are individuals who entered into second mortgages with various second mortgage originators. Plaintiffs seek to represent state-wide classes in Missouri and assert violations of Missouri's Second Mortgage Loan Act. The relief sought by Plaintiffs includes a refund of fees charged and interest paid in connection with their loans, relief from making future payments of interest and principal, punitive damages and attorneys' fees. The five cases pending against UBS in Missouri are: Baker v. Century Financial Group, Inc., CV100-4294 CC (Clay County, Liberty); Beaver v. U.S. Bank Trust National Association, 03-CV-213643 (Jackson County, Independence); Gilmor v. Preferred Credit Corporation, CV100-4263 CC (Clay County, Liberty); Thomas v. U.S. Bank, N.A., N.D., 5:11-cv-06013 (W.D. MO., Western Division); and Mayo v. GMAC Mortgage, LLC, et al., 4:08-CV-568 (W.D. MO., Western Division).

UBSRES does not hold, and never held, any of the second mortgage loans at issue in the Baker or Gilmor cases. Regarding the Beaver case, the Court has certified the case as a class action. With respect to the Thomas case, the case was remanded to Missouri state court in August 2009 after having been removed to federal district court in 2004. Plaintiffs filed an amended complaint in January 2011, adding a new defendant, and the case was thereafter removed to federal court. In September 2012, the Court granted plaintiffs leave to amend the complaint. On January 11, 2013, UBS re-filed its motion to dismiss for lack of standing and on March 12, 2013, plaintiffs filed their response. UBS will be filing a reply in support of its motion to dismiss on April 12, 2013. The Mayo case was settled on March 20, 2013.

UBSRES, along with certain affiliates, is named as a defendant in ten lawsuits brought by purchasers of residential mortgage-backed securities (RMBS) asserting claims under federal securities law or under state securities and/or state common law based on alleged misrepresentations or omissions in offering documents for approximately $10.4 billion in original face amount of residential mortgage-backed securities underwritten and issued by affiliates. These lawsuits include a putative class action filed in federal court in New Jersey asserting violations of the federal securities laws against various UBS entities, including UBSRES, in connection with $2.6 billion in original face amount of UBS-sponsored RMBS. The suit was dismissed with prejudice on statute of limitations grounds in July 2012. The named plaintiff has appealed the dismissal and the appeal remains pending.

UBSRES also has tolling agreements with certain institutional purchasers of RMBS concerning their potential claims related to purchases of RMBS sponsored by UBSRES.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on August 26, 2011 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this report is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of Wells Fargo Bank (the "2012 Wells Assessment") for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment is attached to this Form 10-K as exhibit 33.6.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargos determination that there was material instances of noncompliance at the platform level.

The remainder of the paragraphs in this response to Item 1122 was provided by Wells Fargo Bank and references to the "Company" and "Management" in such paragraphs are references to Wells Fargo and its management.

The following Material Instance of Non-Compliance has been disclosed by Wells Fargo Bank, National Association (the "Company"), in its capacity as Certificate Administrator:

Schedule A

Material Instances of Noncompliance by the Company

Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:

* With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

* With respect to servicing criterion 11 22(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Schedule B

Management's Discussion on Material Instances of Noncompliance by the Company

Disclosure: During the Period, Wells Fargo identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Management determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors" means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

The identified Payment Errors and Reporting Errors on such RMBS transactions were attributable to certain failures in processes relating to waterfall calculations and reporting that, although adapted over time, still insufficiently addressed the impact of the unprecedented levels of collateral degradation in RMBS transactions on the calculation of principal and interest payments and losses and associated investor reporting.

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Managements determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Management's determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Management delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Management's determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

Material Instance of Noncompliance by any Vendor
NONE
Material Deficiencies in Company's Policies and Procedures to Monitor Vendor's Compliance
NONE



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     (1) Not Applicable

     (2) Not Applicable

     (3)

  4 Pooling and Servicing Agreement, dated as of August 1, 2011, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer, Wells Fargo Bank, National Association, as Providence Place Mall Loan Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and TriMont Real Estate Advisors, Inc., as Operating Advisor. (Filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K/A filed on September 27, 2011 and incorporated by reference herein)

  10.1 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (Filed as Exhibit 99.1 to the Registrants Current Report on
  Form 8-K/A filed on September 27, 2011 and incorporated by reference herein)

  10.2 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

  10.3 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-2-A, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99. 3 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

  10.4 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-3, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99.4 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

  10.5 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-4, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99.5 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

  10.6 Mortgage Loan Purchase Agreement Corporation, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving Corporation and UBS Real Estate Securities Inc. (Filed as Exhibit 99.6 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

  10.7 Primary Servicing Agreement, dated as of August 1, 2011, among Wells Fargo Bank, National Association, as Master Servicer, and Bank of America, National Association, as Primary Servicer (Filed as Exhibit 99.7 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

  31 Rule 13a-14(d)/15d-14(d) Certification.

  33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, N.A., as Primary Servicer
    33.2 CoreLogic Commercial Real Estate Services, Inc, as Servicing Function Participant
    33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled
    Special Servicer
    33.4 National Tax Search, LLC, as Servicing Function Participant
    33.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
    33.6 Wells Fargo Bank, N.A., as Master Servicer
    33.7 Wells Fargo Bank, N.A., as Special Servicer for the Providence Place Mall Loan
    33.8 Wells Fargo Bank, N.A., as Certificate Administrator
    33.9 Wells Fargo Bank, N.A., as Custodian



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, N.A., as Primary Servicer
    34.2 CoreLogic Commercial Real Estate Services, Inc, as Servicing Function Participant
    34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled
    Special Servicer
    34.4 National Tax Search, LLC, as Servicing Function Participant
    34.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
    34.6 Wells Fargo Bank, N.A., as Master Servicer
    34.7 Wells Fargo Bank, N.A., as Special Servicer for the Providence Place Mall Loan
    34.8 Wells Fargo Bank, N.A., as Certificate Administrator
    34.9 Wells Fargo Bank, N.A., as Custodian



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



   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 29, 2013


   /s/ Natalie D. Grainger
   Natalie D. Grainger, Vice President


    Date:   March 29, 2013



  Exhibit Index

  Exhibit No.


   4 Pooling and Servicing Agreement, dated as of August 1, 2011, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer, Wells Fargo Bank, National Association, as Providence Place Mall Loan Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and TriMont Real Estate Advisors, Inc., as Operating Advisor. (Filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K/A filed on September 27, 2011 and incorporated by reference herein)

   10.1 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (Filed as Exhibit 99.1 to the Registrants Current Report on
   Form 8-K/A filed on September 27, 2011 and incorporated by reference herein)

   10.2 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   10.3 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-2-A, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99. 3 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   10.4 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-3, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99.4 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   10.5 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, among Deutsche Mortgage & Asset Receiving Corporation, Starwood Property Mortgage Sub-4, L.L.C. and Starwood Property Mortgage, L.L.C. (Filed as Exhibit 99.5 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   10.6 Mortgage Loan Purchase Agreement Corporation, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving Corporation and UBS Real Estate Securities Inc. (Filed as Exhibit 99.6 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   10.7 Primary Servicing Agreement, dated as of August 1, 2011, among Wells Fargo Bank, National Association, as Master Servicer, and Bank of America, National Association, as Primary Servicer (Filed as Exhibit 99.7 to the Registrants Current Report on Form 8-K filed on August 26, 2011 and incorporated by reference herein)

   31 Rule 13a-14(d)/15d-14(d) Certification.

   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, N.A., as Primary Servicer
    33.2 CoreLogic Commercial Real Estate Services, Inc, as Servicing Function Participant
    33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled
    Special Servicer
    33.4 National Tax Search, LLC, as Servicing Function Participant
    33.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
    33.6 Wells Fargo Bank, N.A., as Master Servicer
    33.7 Wells Fargo Bank, N.A., as Special Servicer for the Providence Place Mall Loan
    33.8 Wells Fargo Bank, N.A., as Certificate Administrator
    33.9 Wells Fargo Bank, N.A., as Custodian


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, N.A., as Primary Servicer
    34.2 CoreLogic Commercial Real Estate Services, Inc, as Servicing Function Participant
    34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled
    Special Servicer
    34.4 National Tax Search, LLC, as Servicing Function Participant
    34.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
    34.6 Wells Fargo Bank, N.A., as Master Servicer
    34.7 Wells Fargo Bank, N.A., as Special Servicer for the Providence Place Mall Loan
    34.8 Wells Fargo Bank, N.A., as Certificate Administrator
    34.9 Wells Fargo Bank, N.A., as Custodian


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
