Form 10-K
DBUBS 2011-LC3 Mortgage Trust
filed 2014-03-28
CIK 1527531

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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
      (exact names of the sponsors as specified in their charters)



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


 Registrant's telephone number, including area code: (212) 250-2500




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

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.

EXPLANATORY NOTES

Wells Fargo Bank, National Association ("Wells Fargo") is the master servicer, certificate administrator and custodian of the loans serviced under the Pooling and Servicing Agreement and the special servicer of the Providence Place Mall Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo is a "servicer", as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Providence Place Mall Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association, as Master Servicer of the subject transaction did not provide an assessment of compliance with respect to Item 1122(d)(3)(iii). At the time the pooling and servicing agreement was entered into, it was intended that either the master servicer or the certificate administrator would perform this servicing function. In fact, Item 1122(d)(3)(iii) of Regulation AB was performed by the certificate administrator, and is included in the assessment of compliance with applicable servicing criteria and accountants' attestation report of the certificate administrator for the subject transaction.

Midland Loan Services, a Division of PNC Bank, National Association ("Midland") acted as the Special Servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to June 4, 2013 when it was removed as Special Servicer under the Pooling and Servicing Agreement. Midland was replaced as Special Servicer under the Pooling and Servicing Agreement by CWCapital Asset Management LLC ("CWCapital"). Included in this Annual Report on Form 10-K as Exhibits 33.5, 34.5 and 35.3 are assessments of compliance with applicable servicing criteria, accountants' attestation reports on assessments of compliance with applicable servicing criteria and annual compliance statements for the reporting period January 1, 2013 through June 3, 2013 for Midland. CWCapital assumed the obligations of Midland as special servicer under the Pooling and Servicing Agreement as of June 4, 2013. Included in this Annual Report on Form 10-K as Exhibits 33.4, 34.4 and 35.2 are assessments of compliance with applicable servicing criteria, accountants' attestation reports on assessments of compliance with applicable servicing criteria and annual compliance statements for the reporting period June 4, 2013 through December 31, 2013 for CWCapital.

With regard to the servicing criteria set forth in subsection 1122(d)(3)(iii), Bank of America, N.A. (as both master servicer and primary servicer) has indicated that the criteria is not applicable. Under the terms of the related pooling and servicing agreement, the certificate administrator may, and does, perform this servicing function, and Bank of America, N.A. understands that the certificate administrator has included this criteria in its own assessment of compliance for this transaction.

With regard to the servicing criteria set forth in subsection 1122(d)(3)(iii), KeyBank National Association, as successor by merger to KeyCorp Real Estate Capital Markets, Inc. ("KeyBank") has indicated that the criteria is not applicable. Under the terms of the related pooling and servicing agreement, the certificate administrator may, and does, perform this servicing function, and KeyBank understands that the certificate administrator has included this criteria in its own assessment of compliance for this transaction.

With regard to the servicing criteria set forth in subsection 1122(d)(4)(vii), Bank of America, N.A. as primary servicer has indicated that the criteria is not applicable. Under the terms of the related pooling and servicing agreement, the special servicer may, and does, perform this servicing function, and Bank of America, N.A. understands that the special servicer has included this criteria in its own assessment of compliance for this transaction.

U. S. Bank National Association acts as Trustee of the issuing entity. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the Trustee. The assessment of compliance with applicable servicing criteria of the Master Servicer covers Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and the primary servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. With respect to the services performed for the master servicer, these services are including within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). With respect to the services performed for the primary servicer, these services are included within the servicing criteria set forth in Item 1122(d)(4)(xi). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).


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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Three Allen Center Mortgage Loan (Loan Number 1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on August 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $19,482,585.00 for the twelve month period ended December 31, 2013.

The Times Square Hotel Mortgage Loan (Loan Number 2 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on August 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $19,808,088.00 for the twelve month period ended December 31, 2013.


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



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following with respect to UBS Real Estate Securities Inc ("UBSRES"), a Sponsor and mortgage loan seller:

UBSRES is currently engaged in litigation with respect to various legacy residential mortgage-backed securities transactions. Some litigants are seeking the repurchase of mortgage loans by UBSRES from certain residential mortgage securitization trusts, on the basis that the loans are allegedly in breach of contractual representations and warranties in governing transaction documents. Other litigants are alleging violations of federal and/or state securities or common law for alleged misrepresentations and omissions in offering documents in connection with the issuance and/or distribution of residential mortgage-backed securities. No assurance can be given that one or more of the foregoing actions will not result in material liability to UBSRES.


Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on August 26, 2011 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in
Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in
Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.6. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section
1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC ("CWAM") is attached to this Annual Report on Form 10-K as Exhibit 33.3. The material instances of noncompliance disclosed in the CWAM assessment are as follows:

Material Instance of Noncompliance by CWAM

CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2013 and for the Reporting Period, disclosed that a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(4)(vii), as follows:

*With respect to servicing criterion 1122(d)(4)(vii), certain loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) were not initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

Management's Discussion on Material Instance of Noncompliance by CWAM 1122(d)(4)(vii): Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the time frames or other requirements established by the transaction agreements.

Noncompliance:
CWAM has identified a material instance of non-compliance as of December 31, 2013 and for the Reporting Period as a result of misappropriations of funds from certain securitization transactions included in the Platform by a single CWAM employee (the "Misappropriations"). The Misappropriations started in 2012 and were detected and ceased in September 2013, and included an aggregate amount of approximately $6,000,000. The Misappropriations were limited to certain securitization transactions in the Platform.

Remediation:
Promptly upon discovery of the Misappropriations in September 2013, CWAM terminated the offending employee and filed a civil action to recover the misappropriated funds . As of December 31, 2013, all of the affected securitization transactions in the Platform have been fully reimbursed. CWAM has also promptly notified rating agencies and criminal authorities of the Misappropriations and the former employee was arrested on October 2, 2013. Adjustments have been made to CWAM's policies and procedures to minimize the risk of future misappropriation or errors. CWAM has advised counsel to the registrant that the reported instance of material instance of noncompliance did not affect this issuing entity.




Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto as Exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not applicable
    (2) Not applicable
    (3) See below

4.1 Pooling and Servicing Agreement, dated as of August 1, 2011, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo
Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer, Wells Fargo Bank, National Association, as Providence Place Mall Mortgage Loan
Special Servicer, U.S. Bank, National Association, as Trustee, Wells Fargo
Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Trimont Real Estate Advisors, Inc., as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A on September 27, 2011 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Bank of America, National Association, as Primary Servicer
33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for Wells Fargo Bank,
National Association,as Master Servicer
33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for Bank of America,
National Association, as Primary Servicer (see Exhibit 33.2)
33.4 CWCapital Asset Management LLC, as Pooled Special Servicer on and after June 4, 2013
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer
prior to June 4, 2013
33.6 National Tax Search, LLC, as Servicing Function Participant for Wells Fargo Bank, National Association,
as Master Servicer
33.7 National Tax Search, LLC, as Servicing Function Participant for Bank of America, National Association,
as Primary Servicer
33.8 Trimont Real Estate Advisors, Inc., as Operating Advisor
33.9 Wells Fargo Bank, National Association, as Master Servicer
33.10 Wells Fargo Bank, National Association, as Certificate Administrator
33.11 Wells Fargo Bank, National Association, as Custodian
33.12 Wells Fargo Bank, National Association, as Special Servicer of the Providence Place Mall Mortgage Loan
(see Exhibit 33.9)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Bank of America, National Association, as Primary Servicer
34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for Wells Fargo Bank,
National Association, as Master Servicer
34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for Bank of America,
National Association, as Primary Servicer (see Exhibit 34.2)
34.4 CWCapital Asset Management LLC, as Pooled Special Servicer on and after June 4, 2013
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer
prior to June 4, 2013
34.6 National Tax Search, LLC, as Servicing Function Participant for Wells Fargo Bank, National Association,
as Master Servicer
34.7 National Tax Search, LLC, as Servicing Function Participant for Bank of America, National Association, as
Primary Servicer
(see Exhibit 34.6)
34.8 Trimont Real Estate Advisors, Inc., as Operating Advisor
34.9 Wells Fargo Bank, National Association, as Master Servicer
34.10 Wells Fargo Bank, National Association, as Certificate Administrator
34.11 Wells Fargo Bank, National Association, as Custodian
34.12 Wells Fargo Bank, National Association, as Special Servicer of the Providence Place Mall Mortgage Loan
(see Exhibit 34.9)


35 Servicer compliance statement.

35.1 Bank of America, National Association, as Primary Servicer
35.2 CWCapital Asset Management LLC, as Pooled Special Servicer on and after June 4, 2013
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer prior to June 4, 2013
35.4 Wells Fargo Bank, National Association, as Master Servicer
35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Wells Fargo Bank, National Association, as Special Servicer of the Providence Place Mall Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset
Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's
Current Report on Form 8-K/A on September 27, 2011 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving
Corporation and UBS Real Estate Securities Inc. (filed as Exhibit 99.6 to the registrant's Current Report on
Form 8-K on August 29, 2011 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset
Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP
(filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K on August 29, 2011 and incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset
Receiving Corporation, Starwood Property Mortgage Sub-2-A, L.L.C. and Starwood Property Mortgage, L.L.C.
(filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K on August 29, 2011 and incorporated by reference herein).

99.5 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset
Receiving Corporation, Starwood Property Mortgage Sub-3, L.L.C. and Starwood Property Mortgage, L.L.C.
(filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K on August 29, 2011 and incorporated by reference herein).

99.6 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset
Receiving Corporation, Starwood Property Mortgage Sub-4, L.L.C. and Starwood Property Mortgage, L.L.C.
(filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K on August 29, 2011 and incorporated by reference herein).

99.7 Primary Servicing Agreement, dated as of August 1, 2011, between Wells Fargo Bank,
National Association, and Bank of America, National Association (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K on August 29, 2011 and incorporated by reference herein).



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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014


   /s/ Natalie Grainger
   Natalie Grainger, Vice President


   Date:    March 28, 2014




  Exhibit Index

  Exhibit No.


4.1 Pooling and Servicing Agreement, dated as of August 1, 2011, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo
Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer, Wells Fargo Bank, National Association, as Providence Place Mall Mortgage Loan
Special Servicer, U.S. Bank, National Association, as Trustee, Wells Fargo
Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Trimont Real Estate Advisors, Inc., as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A on September 27, 2011 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.


33.1 Bank of America, National Association, as Primary Servicer
33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for Wells Fargo Bank,
National Association,as Master Servicer
33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for Bank of America,
National Association, as Primary Servicer (see Exhibit 33.2)
33.4 CWCapital Asset Management LLC, as Pooled Special Servicer on and after June 4, 2013
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer
prior to June 4, 2013
33.6 National Tax Search, LLC, as Servicing Function Participant for Wells Fargo Bank, National Association,
as Master Servicer
33.7 National Tax Search, LLC, as Servicing Function Participant for Bank of America, National Association,
as Primary Servicer
33.8 Trimont Real Estate Advisors, Inc., as Operating Advisor
33.9 Wells Fargo Bank, National Association, as Master Servicer
33.10 Wells Fargo Bank, National Association, as Certificate Administrator
33.11 Wells Fargo Bank, National Association, as Custodian
33.12 Wells Fargo Bank, National Association, as Special Servicer of the Providence Place Mall Mortgage Loan
(see Exhibit 33.9)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Bank of America, National Association, as Primary Servicer
34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for Wells Fargo Bank,
National Association, as Master Servicer
34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for Bank of America,
National Association, as Primary Servicer (see Exhibit 34.2)
34.4 CWCapital Asset Management LLC, as Pooled Special Servicer on and after June 4, 2013
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer
prior to June 4, 2013
34.6 National Tax Search, LLC, as Servicing Function Participant for Wells Fargo Bank, National Association,
as Master Servicer
34.7 National Tax Search, LLC, as Servicing Function Participant for Bank of America, National Association, as
Primary Servicer
(see Exhibit 34.6)
34.8 Trimont Real Estate Advisors, Inc., as Operating Advisor
34.9 Wells Fargo Bank, National Association, as Master Servicer
34.10 Wells Fargo Bank, National Association, as Certificate Administrator
34.11 Wells Fargo Bank, National Association, as Custodian
34.12 Wells Fargo Bank, National Association, as Special Servicer of the Providence Place Mall Mortgage Loan
(see Exhibit 34.9)


35 Servicer compliance statement.

35.1 Bank of America, National Association, as Primary Servicer
35.2 CWCapital Asset Management LLC, as Pooled Special Servicer on and after June 4, 2013
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Pooled Special Servicer prior to June 4, 2013
35.4 Wells Fargo Bank, National Association, as Master Servicer
35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Wells Fargo Bank, National Association, as Special Servicer of the Providence Place Mall Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset
Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's
Current Report on Form 8-K/A on September 27, 2011 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset Receiving
Corporation and UBS Real Estate Securities Inc. (filed as Exhibit 99.6 to the registrant's Current Report on
Form 8-K on August 29, 2011 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset
Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP
(filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K on August 29, 2011 and incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset
Receiving Corporation, Starwood Property Mortgage Sub-2-A, L.L.C. and Starwood Property Mortgage, L.L.C.
(filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K on August 29, 2011 and incorporated by reference herein).

99.5 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset
Receiving Corporation, Starwood Property Mortgage Sub-3, L.L.C. and Starwood Property Mortgage, L.L.C.
(filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K on August 29, 2011 and incorporated by reference herein).

99.6 Mortgage Loan Purchase Agreement, dated as of August 30, 2011, between Deutsche Mortgage & Asset
Receiving Corporation, Starwood Property Mortgage Sub-4, L.L.C. and Starwood Property Mortgage, L.L.C.
(filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K on August 29, 2011 and incorporated by reference herein).

99.7 Primary Servicing Agreement, dated as of August 1, 2011, between Wells Fargo Bank,
National Association, and Bank of America, National Association (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K on August 29, 2011 and incorporated by reference herein).